Form 10-K
period 2019-03-31
Nissan Auto Lease Trust 2017-B
filed 2019-07-01
CIK 1717778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer:	☐	Accelerated Filer:	☐

Non-Accelerated Filer:	☒	Smaller reporting company:	☐

		Emerging growth company:	☐

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

Registrant has no common equity outstanding held by non-affiliates.

PART I

The following items have been omitted in accordance with General Instructions J(1) to Form 10-K:

(A)	Item 1. Business.

(B)	Item 1A. Risk Factors.

(C)	Item 2. Properties.

(D)	Item 3. Legal Proceedings.

Item 1B.	Unresolved Staff Comments.

Nothing to report.

Item 4.	Mine Safety Disclosures.

Nothing to report.

PART II

The following items have been omitted in accordance with General Instructions J(1) to Form 10-K:

(A)	Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(B)	Item 6. Selected Financial Data.

(C)	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(D)	Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

(E)	Item 8. Financial Statements and Supplementary Data.

(F)	Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(G)	Item 9A. Controls and Procedures.

Item 9B.	Other Information.

Nothing to report.

PART III

The following items have been omitted in accordance with General Instructions J(1) to Form 10-K:

(A)	Item 10. Directors, Executive Officers and Corporate Governance.

(B)	Item 11. Executive Compensation.

(C)	Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(D)	Item 13. Certain Relationships and Related Transactions, and Director Independence.

(E)	Item 14. Principal Accountant Fees and Services.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	Not applicable.

(a)(2)	Not applicable.

(a)(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in Item 15(b) below.

(b)	The exhibits filed in response to Item 601 of Regulation S-K.

The following exhibits are filed as part of this annual report or, where indicated, were heretofore filed and are hereby incorporated by reference.

Exhibit No.
3.1	Certificate of Formation of Nissan Auto Leasing LLC II (“NALL II”) (incorporated by reference to Exhibit 3.1 of Form SF-3, dated February 26, 2016, and filed by NALL II, as depositor (the “Depositor”) with the SEC on February 26, 2016, File No. 333-209768)

3.2	Limited Liability Company Agreement of NALL II (incorporated by reference to Exhibit 3.2 of Form SF-3, dated February 26, 2016, and filed by the Depositor with the SEC on February 26, 2016, File No. 333-209768)

4.1	Indenture, dated as of October 10, 2017, by and between the Issuing Entity, and U.S. Bank National Association (“U.S. Bank”), as indenture trustee (the “Indenture Trustee”) (incorporated by reference to Exhibit 4.1 of Form 8-K, dated October 12, 2017, File No. 333-209768-05)

10.1	Agreement of Definitions, dated as of October 10, 2017, by and among the Issuing Entity, NILT Trust, as grantor and UTI Beneficiary, Nissan-Infiniti LT (the “Titling Trust”), Nissan Motor Acceptance Corporation (“NMAC”), in its individual capacity, as servicer and administrative agent, NALL II, NILT, Inc., as trustee, Wilmington Trust, National Association, as owner trustee (the “Owner Trustee”), Wilmington Trust Company (“WTC”), as Delaware trustee, and U.S. Bank, as trust agent and Indenture Trustee (incorporated by reference to Exhibit 10.1 of Form 8-K, dated October 12, 2017, File No. 333-209768-05)

10.2	2017-B SUBI Supplement, dated as of October 10, 2017, by and among NILT Trust, as grantor and UTI Beneficiary, NMAC, as servicer, NILT, Inc., as trustee, WTC, as Delaware trustee, and U.S. Bank, as trust agent (incorporated by reference to Exhibit 10.2 of Form 8-K, dated October 12, 2017, File No. 333-209768-05)

10.3	2017-B SUBI Servicing Supplement, dated as of October 10, 2017, by and among the Titling Trust, NILT Trust, as UTI beneficiary, and NMAC, as servicer (incorporated by reference to Exhibit 10.3 of Form 8-K, dated October 12, 2017, File No. 333-209768-05)

10.4	Amended and Restated Trust Agreement for the Issuing Entity, dated as of October 10, 2017, by and between NALL II, as transferor (the “Transferor”) and the Owner Trustee (incorporated by reference to Exhibit 10.4 of Form 8-K, dated October 12, 2017, File No. 333-209768-05)

10.5	Trust Administration Agreement, dated as of October 10, 2017, by and among the Issuing Entity, NMAC, as administrative agent, the Transferor, and the Indenture Trustee (incorporated by reference to Exhibit 10.5 of Form 8-K, dated October 12, 2017, File No. 333-209768-05)

10.6	SUBI Certificate Transfer Agreement, dated as of October 10, 2017, by and between NILT Trust, as transferor, and NALL II, as transferee (incorporated by reference to Exhibit 10.6 of Form 8-K, dated October 12, 2017, File No. 333-209768-05)

10.7	Trust SUBI Certificate Transfer Agreement, dated as of October 10, 2017, by and between NALL II, as transferor and the Issuing Entity, as transferee (incorporated by reference to Exhibit 10.7 of Form 8-K, dated October 12, 2017, File No. 333-209768-05)

10.8	Asset Representations Review Agreement, dated as of October 10, 2017, among the Issuing Entity, NMAC, as sponsor and servicer, and Clayton Fixed Income Services LLC, as asset representations reviewer (incorporated by reference to Exhibit 10.8 of Form 8-K, dated October 12, 2017, File No. 333-209768-05)

10.9	Amendment to SUBI Servicing Supplements, dated as of March 27, 2018, between and among the Titling Trust, NILT Trust, as grantor and UTI beneficiary, and NMAC, as servicer (incorporated by reference to Exhibit 10.3 of Form 10-D, dated March 29, 2018, File No. 333-209768-05)

10.10	Amended and Restated Trust and Servicing Agreement for the Titling Trust, dated August 26, 1998, among NILT Trust, as grantor and UTI beneficiary, NMAC, as servicer, NILT, Inc., as trustee, WTC, as Delaware trustee, and U.S. Bank, as trust agent (incorporated by reference to Exhibit 4.3 of Form S-3, dated May 18, 2006, and filed by the Depositor with the SEC on May 18, 2006, File No. 333-134238)

10.11	Servicing Agreement, dated as of March 1, 1999, among the Titling Trust, NILT Trust, as UTI beneficiary, and NMAC, as servicer (incorporated by reference to Exhibit 4.5 of Form S-3, dated May 18, 2006, and filed by the Depositor with the SEC on May 18, 2006, File No. 333-134238)

10.12	First Amendment to Servicing Agreement dated as of January 3, 2001, among the Titling Trust, NILT Trust, as UTI beneficiary, and NMAC, as servicer (incorporated by reference to Exhibit 4.6 of Form S-3, dated May 18, 2006, and filed by the Depositor with the SEC on May 18, 2006, File No. 333-134238)

10.13	Amended and Restated Trust Agreement for NILT Trust, dated March 1, 1999, among NMAC, as grantor and beneficiary, U.S. Bank, as trustee, NMAC, as administrator, and WTC, as Delaware trustee (incorporated by reference to Exhibit 4.9 of Form S-3, dated May 18, 2006, and filed by the Depositor with the SEC on May 18, 2006, File No. 333-134238)

31.1	Certification of Senior Officer in Charge of the Servicing Function of the Servicer Pursuant to Rule 15d-14(d)

33.1	Report on Assessment of Compliance With Applicable Servicing Criteria for Asset-Backed Securities of Nissan Motor Acceptance Corporation

33.2	Management’s Assertion on Compliance With Regulation AB (U.S. Bank National Association)

34.1	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP)

34.2	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP)

35.1	Servicer Compliance Statement of Nissan Motor Acceptance Corporation

(c)	Not applicable.

Item 16.	Form 10-K Summary.

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

Item 1117 of Regulation AB. Legal Proceedings.

The Indenture Trustee, U.S. Bank, National Association, has provided the information contained in the following six paragraphs for purposes of compliance with Regulation AB.

In the last several years, U.S. Bank National Association (“U.S. Bank”) and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities (“RMBS”) trusts. The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts. Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default. Currently, U.S. Bank is a defendant in multiple actions alleging individual or class action claims against it.

U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors, that it has meritorious defenses, and it has contested and intends to continue contesting the plaintiffs’ claims vigorously. However, U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts.

On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank National Association (“U.S. Bank”) in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student

Loans. This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.). The complaint, which was later amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and servicing of the student loans.

U.S. Bank believes that it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs (the “Governing Agreements”), and accordingly that the claims against it in the lawsuit are without merit.

U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, U.S. Bank requested a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are being litigated. On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases.

U.S. Bank intends to continue to defend this lawsuit vigorously.

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

The Servicing Assessment Report for the Servicer and the related Attestation Report have identified material instances of noncompliance for the 2018 fiscal year.

Item 1122(d)(2)(i)

The Servicing Assessment Report for the Servicer and the related Attestation Report have identified a material instance of noncompliance related to the servicing criterion set forth in Item 1122(d)(2)(i)—payments on pool assets are deposited into the appropriate custodial bank accounts and related bank clearing accounts no more than two business day of receipt, or such other number of days specified in the transaction agreements. This material instance of noncompliance relates to the lease contracts underlying the asset-backed securities covered in this Form 10-K and issued by the Issuing Entity.

Under the transaction agreements for retail and lease asset-backed securities in transactions included in the assessed retail and lease contract servicing platform (the

“Platform”), the Servicer is required to remit to the collection account all collections with respect to a receivable or lease contract, as applicable, not later than the second business day after identification thereof. However, a single monthly deposit is permitted if certain requirements are met, including a ratings threshold with respect to the Servicer (the “monthly remittance condition”).

Under the transaction agreements for the transactions included in the Platform the monthly remittance condition was satisfied for the April 2018 through September 2018 collection periods and the Servicer remitted a single monthly deposit of collections to the collection account in accordance with the terms of the transaction agreements. During the October collection period the monthly remittance condition was no longer satisfied for certain transactions in the Platform and the Servicer continued to remit a single monthly deposit of collections to the collection account for the October 2018 through March 2019 collection periods. After discovery by an officer of the Servicer that the monthly remittance condition was no longer satisfied, the Servicer began remitting all collections to the collection account not later than the second business day after identification thereof and continues to do so.

The Servicer has concluded that the identified material instance of noncompliance did not result in any material adverse effect on noteholders.

Item 1122(d)(4)(xiv)

The Servicing Assessment Report for the Servicer and the related Attestation Report identified an additional material instance of noncompliance related to the servicing criterion set forth in Item 1122(d)(4)(xiv) – delinquencies, charge-offs and uncollectable accounts are recognized and recorded in accordance with the transaction agreements. This material instance of noncompliance relates to the lease contracts underlying the asset-backed securities covered in this Form 10-K and issued by the Issuing Entity.

Under the transaction agreements for retail and lease asset-backed securities in transactions included in the Platform, a receivable or lease contract, as applicable, is required to be classified as a “defaulted receivable” or “defaulted lease”, respectively, for purposes of the transaction agreements when, among other things, such receivable or lease contract is delinquent beyond a specified number of days or when the Servicer has determined in accordance with its customary servicing practices that eventual payment in full is unlikely (i.e., charged-off). In certain circumstances, receivables and lease contracts were not charged-off in accordance with the Servicer’s customary servicing practices and in other circumstances, receivables and lease contracts were not classified as “defaulted receivables” or “defaulted leases”, respectively, for purposes of the transaction agreements when the applicable receivable or lease contract was delinquent beyond the specified number of days.

The Servicer has supplemented internal procedures and implemented additional oversight to ensure that receivables and lease contracts are charged-off in accordance with the Servicer’s customary servicing practices and classified as a “defaulted receivable” or “defaulted lease”, respectively, for purposes of the transaction agreements when such receivable or lease contract is delinquent beyond the number of days specified in the applicable transaction agreements.

The Servicer has concluded that the identified material instance of noncompliance did not result in any material adverse effect on noteholders.

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

Date: June 28, 2019

S-1